Form 10-K/A
period 1999-12-31
FINANCIAL ASSET SEC CORP MORT LN AS BK CERT SER 1999 CB5
filed 2004-07-28
CIK 1099778

Cbss99cb5_10K1999.TXT
				   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A


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


  By: Robert McGinnis

  By: /s/ Robert McGinnis

  Dated: 7/19/04

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

                     CERTIFICATION

   I, Robert McGinnis, certify that:

   1. I have reviewed this annual report on Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of C-Bass Mortgage Loan Asset-Backed Certificates Series 1999-CB5;

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report; and

   3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports.

  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York and Litton Loan Servicing, LP Deutsche.


  Dated: 7/19/04




                                           By:______________________________
                                                /s/ Robert McGinnis
                                                    President