Form 10-K/A
period 2002-12-31
FINANCIAL ASSET SEC CORP MORT LN AS BK CERT SER 1999 CB5
filed 2004-07-28
CIK 1099778

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

   4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

   5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York and Litton Loan Servicing, LP Deutsche.


  Dated: 7/19/04




                                           By:______________________________
                                                /s/ Robert McGinnis
						    President